Form 10KSB
period 2005-12-31
WIMAX EU, LTD
filed 2006-03-29
CIK 1320306

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended

December 31, 2005

Commission File number 133-123351

WIMAX EU, LTD

(Name of small business issuer in its charter)

NEVADA	91-2006471
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

356 Pine Avenue, Apt. #1. Pacific Grove, California	93950
(Address of principal executive offices)	(Zip Code)

(831) 372-3006

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year,

if changed since last report)

Securities registered under Section 12(b) of the Exchange Act:	None

Securities registered under Section 12(g) of the Exchange Act:	Common Stock, $0.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during he preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes ☒	No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Revenues for year ended December 31, 2005: $0

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of December 31, 2005, was: $0

Number of shares of the registrant’s common stock outstanding as of March 28, 2006 was: 18,041,000

The registrant does not have a Transfer Agent as of March 28, 2006.

PART I

Item 1.	Description of Business

BUSINESS DEVELOPMENT

We were incorporated under the laws of the State of Nevada on October 13, 1999. Our original business plan was to develop an e-commerce business; however, the plan was abandoned at the outset with the collapse of the internet market in early 2000. From 2000 until 2004, we had no business activities. In October 2004, we began developing a business plan in the wireless broadband industry. We are now a development stage company dedicated to providing wireless broadband internet service to commercial and residential customers primarily within countries that are members of the European Union.

BUSINESS OF ISSUER

Wimax is a terminology used to describe the technology of providing wireless broadband internet service over two way antennas. By connecting antennas in series using line of sight microwave transmission, even greater areas can be connected to a single internet connection. In addition to the broadcast antenna used by the provider, each user also utilizes a two way wireless antenna to receive and broadcast data to and from the central antenna. The user’s antenna hooks directly to either the user’s computer or local area network (LAN).

Whereas the popular “WiFi” wireless internet offers what has been called the “last 100 feet” of internet service to customers, we intend to offer a rapidly developing technology which provides the last mile of broadband internet service. More accurately this technology can provide the last several miles of connectivity to customers in a cost competitive fashion and where other traditional broadband services might not be available due to lack of hardwired infrastructure.

WiMax has been in development since 2000. Since that time, Intel has been conducting testing of the technology, and we believe that final ratification will occur in the next few months, although we cannot predict when final ratification of the technology will occur. We are unaware of the material results of Intel’s testing or of any problems or limitations with the technology arising during testing. Once the WiMax technology has been ratified, we intend to utilize the existing cellular network infrastructure in Europe for backhaul and antenna placement. We intend to contract with the owners of this infrastructure for both antenna location leases and bandwidth usage for backhaul.

We intend on leasing space on existing cell phone towers, buildings or other suitable locations where we will install and maintain our own antennas. These antennas will be connected to the internet either through wireless or wired backhaul connections. Access to the internet will be purchased through various primary suppliers depending on the area. We will then resell this internet service to individuals or businesses who desire to access the internet through our broadband wireless service. Users will be required to either purchase or lease an antenna in order to connect to our service. We intend on providing these antenna in connection with our providing our customers with internet service. Like WiFi, WiMax is not limited to line of sight transmissions.

We are committed to participating in the expansion of wireless broadband services using all available and developing technologies in the European market. As we introduce our service into a new country, we intend to establish a subsidiary company which will be managed locally where appropriate for first rate customer service but which will utilize the cost advantage of a centralized administrative and technical support staff whenever possible for cost effective implementation of the rollout.

In order to capitalize on local recognition of a nationally based company while promoting our brand name throughout the EU, each regional company will be identified by its country. For example, WiMax EU in Germany will be called “WiMax Germany”, WiMax EU in Poland will be called “WiMax Poland” etc. Likewise each company will have its individual URL assigned to it. Wimax Germany will be called WiMax-Germany.com, Wimax Poland will use WiMax-Poland.com etc. We have acquired all these URL’s as well as the local language equivalent like WiMax-Deutschland.com and WiMax-Polska.com.

Wherever possible, we will look to acquire existing independent internet providers who are interested in joining our company and becoming the subsidiary for that country. This will enable us to acquire an existing customer base and staff who are familiar with the market and regulations specific to their country. We will look to acquire existing independent internet providers who are interested in joining our company and becoming our subsidiary for a specific country. This will enable us to acquire an existing customer base and staff who are familiar with the market and regulations specific to their country.

We plan on developing the Wimax-EU trademark into a recognized international brand. We plan on developing a coordinated marketing strategy which can then be implemented on a regional basis pointing out both our international scope as well as our locally managed benefits.

We will recruit wireless internet veterans with a history of success to fill the top executive positions of our company. Once funded these people will be installed and will recruit additional personnel as they deem appropriate.

We anticipate the initial roll out of Wimax EU would require at least an additional investment of $2 Million in addition to the capital we already raised. To date none of that amount has been raised nor have potential sources for the funding been identified.

The window of opportunity for wireless broadband internet in European Union countries has opened. We intend to capitalize on this opportunity by providing quality connectivity and superior service at competitive rates.

In November 2004, we purchased 40 URL addresses which we intend to use to develop a consistent brand name when launching our service in the various individual EU countries while still allowing for a local presence. Although we own all such URL’s, we agreed to pay Eurotech Capital Ventures (“Eurotech”) a royalty of 1.5% of our gross revenues for each calendar quarter for a 30 year period from the date of the agreement. In addition, to the URL we also purchased the rights to a business “concept” used by Eurotech. The business concept is our current business model which we are in the process of implementing of introducing and expanding internet wireless access to Europe. We have published web pages on two of those URLs in order to receive feedback as to design and effectiveness. With the limited funds available at this time, we are continuing to plan our strategies and research the market and have not taken any additional active steps to develop our operations further. The agreement also required us to have an effective registration statement prior to November 30, 2005 or the agreement will be terminated at the option of Eurotech. However, Eurotech has waived the right to enforce such provision of the Agreement.

Wimax Wireless Broadband Internet

“WiMAX” is short for “Worldwide Interoperability for Microwave Access” and describes the latest technologies for delivering the last several miles of wireless broadband internet service to end users. All products feature a centralized antenna which is connected to the internet and another antenna at the end user’s location to receive and broadcast data from computers that are connected to the antenna either individually or through a local area network.

We intend to utilize all available WiMAX and WiMAX-like technologies depending upon the various markets we enter. Wimax is similar to WiFi in that they both provide wireless access to the network. The primary difference between the two technologies, is that Wimax is designed to provide coverage over a broader geographical area than WiFi. We have not acquired the rights to the technology to date. However, we anticipate the finalized technology will be available for purchase within the next couple of months. Although, we do not have any agreements in place to acquire the technology at this time, we believe that we will not have any issues purchasing the technology when it becomes available.

However, Wimax does require an antenna that is considerably larger and more powerful than a typical WiFi system because of the greater distances. With the rapidly changes in technology, we cannot determine specifically how large or how expensive the antenna will be when we decide to purchase them but we believe the additional cost of these antenna could negatively affect our ability to provide services in areas of low population density.

One of the hurdles that we will have to overcome in the short term is the lack of client-hardware (“receivers”) present with the target groups. There are currently no client devices on the market. Hence any company wanting to offer WIMAX services will also have to make client-devices (CPE’s) available to their customers.

WIMAX operates on both an unlicensed and licensed band each with advantages and disadvantages. Using a licensed spectrum ensures limited competition and lower interference from competing networks. However spectrum licenses are costly, and only a limited number are available making entry into that market very difficult. Using an unlicensed spectrum avoids these large license fees, and facilitates a faster entry into the market. However, unlicensed spectrums allow for greater competition and interference unless the operators sign spectrum exclusive contracts with the owners of the antenna locations.

We do not hold the rights to any technology at this time.

Market Comparison

We will not depend upon proprietary technology but rather will focus on delivering service utilizing proven technologies from companies with strong support systems. We have entered into preliminary discussions with Aperto Networks with regard to developing a business alliance. Aperto Networks supplies hardware and support services for the primary technologies we intend to utilize. With changes in the development of Wimax technologies, we may later choose not to create alliances with Aperto Networks or may attempt to create other relationships in addition to Aperto Networks. To date, no material agreements have been entered into. Prior discussions with Nextnet Wireless have been terminated until such time that we can relocate our offices to Europe and better determine our abilities and needs with respect to Nextnet Wireless’ products.

We intend to set focus on three primary qualities to gain market share. Those are:

1.

Areas of demand with limited supply. These would be population concentrations without the infrastructure that supports broadband service through hard wired technologies. These areas can be found primarily in the newest members to the European Union that have limited market penetration.

2.

Superior customer support - Customer support in Europe does not generally measure up to support in the US. Generally speaking, even urban centers do not generally offer 24/7 tech support. By utilizing both localized tech support backed up by a central multi-lingual call center, we intend to offer customers tech support around the clock.

3.

Competitive pricing - Without a reliance on the massive and expensive infrastructure necessary to support a hard wired internet service, we expect to be able to offer our service at competitive rates with other providers. That fact, combined with superior service and the advantage of mobility will allow us to penetrate the market and gain a reasonable market share.

Marketing and Sales

Target Market

Our target market consists of both commercial and household users, primarily those who have either no internet service or only dial up service available to them. As much of Europe’s regular telephone service is measured, unlike in the US, dial up service is not a highly cost effective way to access the internet.

Broadband service is generally provided as ADSL by the local telephone company only in areas where they have upgraded to IDSN capable infrastructure. This often represents by no means the majority of their service area. Additionally the local cable companies do provide broadband service, again when their infrastructure permits it. As with the telcom providers, this infrastructure is not well developed or complete. This means that few have multiple choices in broadband service and many have no choice at all.

Our target markets will be primarily residential and commercial concentrations where broadband service is first non-existent and secondly where we determine that we can provide superior service at competitive rates.

Pricing

We intend to provide basic residential service for approximately (euro)35- 50 per month depending on the region and the market. Users will be able to purchase or lease, for an additional fee, the antenna necessary to receive our signal. Our rate to subscribers will be determined by the fixed costs necessary to provide this service. Commercial service will be higher and will reflect the additional bandwidth necessary to service the accounts.

Promotion

Through the use of our WiMAX-EU and “WiMAX-yourcountry” brand names, we will focus on establishing ourselves as an international company with local roots. This will allow us to support our local offices with international promotions establishing our WiMAX EU brand to support their individual promotional efforts. We have acquired the “wimax-eucountry.com” URL in both English along with the native spelling for each of the EU countries plus Switzerland and the US.

The Interactive Website

We were in negotiations with a new international company that has developed interactive and intuitive community website and is preparing to launch its product in the US and Australia. However, negotiations with the website developer were terminated in July 2005 when we concluded that our assessment of the value of the right to use the website was not compatible with the developer’s assessment of the websites value.

Additionally, we will enter a market with a very low introductory rate for a limited period of time allowing users to experience the convenience of wireless broadband at a reduced risk. In doing so, we can more quickly attract an initial subscriber base sufficient to provide positive cash flow after the initial introductory period is over.

Sales Strategy

Sales will be initiated by a combination of billboard ads coupled with flyers and emails. Bulk mail is also being considered as it is an accepted method of advertising in Europe. In addition to accepting subscribers in local offices, a call center will also be established for both incoming and outbound telemarketing. By centralizing our call center, we can reduce our cost per sale and more effectively utilize our operational team. If possible, we intend to further reduce our fixed overhead by outsourcing our sales, if a suitable vendor can be located. We currently are interviewing candidates.

Alternative Sales Strategy

We accept the possibility that certain regions may develop the wireless market to a point where competing head on with existing providers may not be justified. In that instance, we are prepared to approach that market with one of two strategies which will still allow us to create a profit center in that area.

We will first always look at the possibility of acquiring the existing provider if positive cash flow will result and if the acquisition can be accretive. Alternatively, we will look to establish ourselves as a provider of installation and technical support, in essence partnering up with the existing provider and generating income through subcontracted labor.

Our administrative operations, corporate accounting, centralized billing and product will be handled from our headquarters. This will allow for economies of scale while focusing local subsidiaries on sales, delivery and customer support. As we will focus on those wireless frequencies not requiring licensing assignments, we do not expect to encounter significant bureaucratic difficulties. Where permitting is required as well as obtaining individual business permits, this will be handled primarily through local management.

Wimax technology is being designed to operate in both licensed and license-exempt spectrums primarily in the 5.8GHz, 3.5GHz and 2.5GHz range. The 5 GHz band is internationally designated, including throughout Europe, as a “license-exempt” band and is further recognized as suitable for Wimax services. We intend to focus our business exclusively toward providing service using products configured to operate in this license-exempt band.

Competition

Although deployment of WiMax wireless broadband services is limited at this time, both regular internet and WiFi wireless internet access is currently being provided in all major metropolitan cities within Europe. It is provided by a variety of companies. Most of these companies are considerably larger and better funded than we are. Additionally, internet service is provided in some countries by a single dominant source and in those situations, all internet companies provide their service through these single providers. Although these single source providers may not currently be offering wireless internet service, they are extremely well financed and dominant and could choose to enter the market at any time. Further, wireless cell phone companies are also multi-national in scope and often directly affiliated with the single source internet providers. These cell phone companies are also much larger than we are and are very well funded and could choose to enter the Wimax market as well at any time.

The largest multi-national providers of internet and wireless internet at this time are T-Mobil and Vodafone. These companies provide a substantial portion of the digital mobile phone and WiFi service throughout Europe and are well situated to enter the Wimax market at will. These are major corporations with significant income and capital resources and we would be unable to compete effectively against them if offering similar products and services.

Company Organization

We will operate based upon a geographic structure with the parent company holding the Executive offices and with subsidiaries operating in each country within the EU. Currently our offices are provided at no cost by Christopher Lee Miles. In addition to our executive offices, we are responsible for all accounting fees, product development and acquisition, centralized technical support and centralized Marketing.

Regional Subsidiaries

Each country that we do business in will have its own corporate identity through the use of subsidiaries. Each subsidiary will have its own administrative team and will be responsible for: sales and installation, customer service and local technical support.

Subsidiaries

Local subsidiaries will operate as individual profit centers in a truly entrepreneurial fashion. All employees will be given an opportunity to earn equity, based upon performance, in the parent company thereby creating a highly motivated, company oriented workforce. Many of the countries that recently joined the EU are still learning about capitalism and entrepreneurship and we feel we can not only set an example for others, our commitment to our employees will also provide us with a significant competitive and recruiting edge over any potential competitors.

Employees

We currently have one part-time employee.

Item 2.	Description of Property

Our executive offices are located at 356 Pine Avenue, Apt. 1, Pacific Grove, California 93950. This office space is subleased to us for no rent from Christopher Miles, our officer and director. The space consists of approximately 150 Square feet of office space in Mr. Miles’ residence which is shared with Maxwell Media Marketing. We believe that this space is sufficient and adequate to operate our current business.

Item 3.	Legal Proceedings

The Company is not presently parties to any litigation, nor to the Company’s knowledge and belief is any litigation threatened or contemplated.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters

No Public Market for Common Stock

There is presently no public market for our common stock. We anticipate applying for trading of our common stock on the Over the Counter Bulletin Board upon the effectiveness of the registration statement of which this prospectus forms a part. However, we can provide no assurance that our shares will be traded on the Bulletin Board or, if traded, that a public market will materialize.

Stock Option Grants

Christopher Lee Miles has an option to purchase 4,000,000 shares of our common stock of our common stock for a period of two years expiring January 10, 2007 at $.50 a share. We are registering the resale of the 4,000,000 shares underlying the options in this prospectus. There are no other options to purchase our securities outstanding.

We may in the future establish an incentive stock option plan for our directors, employees and consultants.

Registration Rights

We have not granted registration rights to the selling shareholders or to any other persons.

Item 6.	Management’s Discussion and Analysis or Plan of Operation

The following plan of operation provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our financial statements and notes thereto. Wimax EU, Ltd is a development stage company. Because the Company has not generated any revenue, it intends to report its plan of operation below.

The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. The Company’s actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements.

Plan of Operations

During the next twelve months, we expect to take the following steps in connection with the further development of our business and the implementation of our plan of operations:

Recruit key personnel - We are currently conducting a search for top management positions to implement our business plan. We expect to have selected the first two key individuals within 4-6 months. The new management will be responsible for additional hires as necessary. The anticipated cost for the recruitment of the personnel is approximately $2,500.

Locate and establish new headquarters in Europe - With the successful recruitment of our key management personnel, we intend to locate and secure suitable offices in Europe to continue with the implementation of our business plan. We may also choose to establish our headquarters by means of a strategic alliance or acquisition of an existing ISP. The choice of countries will be determined by the management chosen or the company acquired, if that strategy if used. We intend to have our European headquarters established within 8 months and we anticipate the cost for the new headquarters will be $25,000.

Create alliances - We intend to create alliances with strategic businesses in the first two or three countries as part of our overall plan to create alliances in all European countries. With the establishment of our executive offices in Europe, we will focus on recruiting companies and people to join our team in the various countries in Europe for the further implementation of our business plan.

We intend to have the first two or three alliances established within 10 months and anticipate the cost to create the alliances to be around $5,000.

Develop relationships with hardware suppliers - As we are developing relationships and establishing the marketing and support side of our business, we will simultaneously be continuing to work with manufacturers who will be providing us with the hardware required to implement our business plan. We intend to develop relationships with more than one supplier and to monitor the industry to continually upgrade the hardware we offer in order to remain competitive. Establishing relationships with suppliers will be an ongoing process throughout the entire 12 months and we anticipate the cost to be around $2,000.

Although we do have sufficient cash on hand to maintain our current operations for the next 12 months, we currently do not have enough cash to support our growth objectives during our first year. In order to achieve our above stated objectives we will be required to raise an additional $ 1,000,000. We expect to raise these funds from private sale of stock or through the exercise of existing options. Additionally, we will need to raise approximately $500,000 to fund our growth prior to initiating our product-roll out. We will require additional funds to implement our marketing phase and, to expand operations. No significant purchases of equipment are anticipated until the roll out phase which will commence in year 2.

Item 7.	Financial Statements

The financial statements of the Company, together with the report of auditors, are as follows:

WIMAX EU, LTD.

(A DEVELOPMENT STAGE ENTERPRISE)

FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2005

WIMAX EU, LTD.

(A DEVELOPMENT STAGE ENTERPRISE)

CONTENTS

PAGE	1	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	2	BALANCE SHEET AS OF DECEMBER 31, 2005

PAGE	3	STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004 AND FOR THE PERIOD FROM OCTOBER 14, 1999 (INCEPTION) TO DECEMBER 31, 2005

PAGES	4 – 5	STATEMENT OF CHANGES IN SHAREHOLDER’S DEFICIENCY FOR THE PERIOD FROM OCTOBER 14, 1999 (INCEPTION) TO DECEMBER 31, 2005

PAGE	6	STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004 AND FOR THE PERIOD FROM OCTOBER 14, 1999 (INCEPTION) TO DECEMBER 31, 2005

PAGES	7 - 12	NOTES TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Shareholders and Board of Directors

of Wimax EU, Ltd.

We have audited the accompanying balance sheet of Wimax EU, Ltd. (a development stage enterprise) as of December 31, 2005 and the related statements of operations, changes in shareholders’ deficiency and cash flows for the year ended December 31, 2005 and the period from October 14, 1999 (inception) through December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provided a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wimax EU, Ltd. as of December 31, 2005, and the results of its operations and its cash flows for the year ended December 31, 2005 and the period October 14, 1999 through December 31, 2005 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As more fully described in Note A, the Company’s need to seek new sources or methods of financing or revenue to pursue its business strategy, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans as to these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Jewett, Schwartz, & Associates

Hollywood, Florida

March 21, 2006

WIMAX EU, LTD.

(A DEVELOPMENT STAGE ENTERPRISE)

BALANCE SHEET

AS OF DECEMBER 31, 2005

ASSETS

CURRENT ASSETS
Cash	$10,379
Total Current Assets	10,379

TOTAL ASSETS	$10,379

LIABILITIES AND SHAREHOLDER’S DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$2,167
Accrued interest	160
Notes payable – current	18,000

TOTAL CURRENT LIABILITIES	20,327

SHAREHOLDER’S DEFICIENCY
Common stock, $0.001 par value, 50,000,000 shares authorized, 17,701,000 shares issued and outstanding	17,701
Additional paid in capital	414,079
Deferred stock compensation	(65,625)
Accumulated deficit during development stage	(376,103)
Total Shareholder’s Deficiency	(9,948)

TOTAL LIABILITIES AND SHAREHOLDER’S DEFICIENCY	$10,379

See accompanying notes to financial statements.

WIMAX EU, LTD.

(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2005	For the Year Ended December 31, 2004	For the Period from October 14, 1999 (Inception) to December 31, 2005

REVENUES	$-	$-	$-

OPERATING EXPENSES
Payroll expense	9,000	-	9,000
Consulting expense	292,216	-	292,216
Professional services – related party	-	-	16,750
Professional fees	20,248	6,500	26,748
Other expenses	30,840	-	31,229
Total Operating Expenses	352,304	6,500	375,943

LOSS FROM OPERATIONS	(352,304)	(6,500)	(375,943)

OTHER EXPENSES
Interest expense	160	-	160

LOSS BEFORE INCOME TAXES	(352,464)	(6,500)	(376,103)

INCOME TAXES	-	-	-

NET LOSS	$(352,464)	$(6,500)	$(376,103)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC AND DILUTED	17,508,671	13,541,000	13,564,812

NET LOSS PER SHARE – BASIC AND DILUTED	$(0.02)	$-	$(0.03)

See accompanying notes to financial statements.

WIMAX EU, LTD.

(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF CHANGES IN SHAREHOLDER’S DEFICIENCY

FOR THE PERIOD FROM OCTOBER 14, 1999 (INCEPTION) TO DECEMBER 31, 2005

	Common Stock		Additional Paid-In	Deferred Stock	Accumulated Deficit During Development
	Shares	Amount	Capital	Compensation	Stage	Total

Balance, October 14, 1999 (inception)	-	$-	$-	$-	$-	$-

Issuance of common stock to founders at $.00002 per share	118,000	118	-	-	-	118

Issuance of common stock at $.033 per share	41,000	41	13,489	-	-	13,530

Net loss, 1999	-	-	-	-	(389)	(389)

Balance, December 31, 1999	159,000	159	13,489	-	(389)	$13,259

Issuance of common stock to new directors at $.00002 per share	12,500,000	12,500	(11,250)	-	-	1,250

Surrender of founder shares	(118,000)	(118)	-	-	-	(118)

Stock issued for consulting services at $.00002 per share	1,000,000	1,000	4,000	-	-	5,000

Net loss, 2000	-	-	-	-	(16,750)	(16,750)

Balance, December 31, 2000	13,541,000	13,541	6,239	-	(17,139)	$2,641

Net loss, 2001	-	-	-	-	-	-

Balance, December 31, 2001	13,541,000	13,541	6,239	$-	$(17,139)	$2,641

Net loss, 2002	-	-	-	-	-	-

Balance, December 31, 2002	13,541,000	$13,541	$6,239	$-	$(17,139)	$2,641

See accompanying notes to financial statements.

WIMAX EU, LTD.

(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF CHANGES IN SHAREHOLDER’S DEFICIENCY

FOR THE PERIOD FROM OCTOBER 14, 1999 (INCEPTION) TO DECEMBER 31, 2005

	Common Stock		Additional Paid-In	Deferred Stock	Accumulated Deficit During Development
	Shares	Amount	Capital	Compensation	Stage	Total

Net loss, 2003	-	$-	$-	$-	$-	$-

Balance, December 31, 2003	13,541,000	13,541	6,239	-	(17,139)	2,641

Net loss, 2004	-	-	-	-	(6,500)	(6,500)

Balance, December 31, 2004	13,541,000	13,541	6,239	-	(23,639)	$(3,859)

Common stock issued at $.10 per share	1,300,000	1,300	128,700	-	-	130,000

Common stock issued for services at $.10 per share	1,500,000	1,500	148,500	(65,625)	-	84,375

Common stock issued at $.05 per share	200,000	200	9,800	-	-	10,000

Common stock issued for services at $.10 per share	1,000,000	1,000	99,000	-	-	100,000

Common stock issued to minority stockholders at $0.10 per share	160,000	160	15,840	-	-	16,000

In-kind contribution of services	-	-	6,000	-	-	6,000

Net loss, 2005	-	-	-	-	(352,464)	(352,464)

BALANCE, DECEMBER 31, 2005	17,701,000	$17,701	$414,079	$(65,625)	$(376,103)	$(9,948)

See accompanying notes to financial statements.

WIMAX EU, LTD.

(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2005	For the Year Ended December 31, 2004	For the Period from October 14, 1999 (Inception) to December 31, 2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(352,464)	$(6,500)	$(376,103)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	10,000	-	10,000
Common stock issued for consulting services	190,375	-	196,625
In-kind contribution of services	6,000	-	6,000
Changes in operating assets and liabilities:
Decrease in other receivable	2,641	(2,641)	-
Increase in accounts payable and accrued expenses	(4,173)	6,500	2,327
Net Cash Used In Operating Activities	(147,621)	(2,641)	(161,151)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:		-
Proceeds from notes payable	18,000	-	18,000
Proceeds from issuance of common stock	140,000	-	153,530
Net Cash Provided By Operating Activities	158,000	-	171,530

NET INCREASE (DECREASE) IN CASH	10,379	(2,641)	10,379

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	-	2,641	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$10,379	$-	$10,379

SUPPLEMENTAL DISCLOSURE OF INVESTING AND FINANCING ACTIVITIES:

During 2005, the Company issued 100,000 shares of common stock for licensing rights at $10,000.

See accompanying notes to financial statements.

WIMAX EU, LTD.

(A DEVELOPMENT STAGE ENTERPRISE)

BALANCE SHEET

AS OF DECEMBER 31, 2005

NOTE A - DESCRIPTION OF ORGANIZATION

Organization:

Atlantic Capital Ventures, Inc. was formed in Nevada on October 14, 1999. In December 2004 the Company filed a Certificate of Amendment to its Articles of Incorporation to change its name to Wimax EU, Ltd. (“hereinafter referred to as the “Company” or “Wimax”). The intended business purpose of WIMAX is for providing wireless broadband internet service to commercial and residential customers primarily within countries that are members of the European Union. As of December 31, 2005, its planned principal operations have not yet commenced.

Development Stage Enterprise:

The Company is currently devoting substantially all of its efforts to establishing a new business and its planned principle operations have not commenced as of December 31, 2005. In their efforts to establish a new business, management is commencing with design of its business and marketing plans that include the following: preparation of a financial plan, cash forecast and operating budget; identifying markets to raise additional equity capital and debt financing; embarking on research and development activities; performing employment searches, recruiting and hiring technicians and management and industry specialists; acquiring operational and technological assets; and, developing market and distribution strategies. General and administrative expenses include professional fees, internet service charges, and other related operating expenses. Marketing and promotional expenses include costs incurred in connection with raising capital and promoting the Company.

Basis of Presentation and Going Concern:

In accordance with SFAS No. 7, the Company’s policy regarding the preparation of these financial statements includes the presenting, in addition to its statements of operations, changes in shareholders’ equity (deficiency) and cash flows, the cumulative amounts of revenues and expenses, stockholder equity transactions and cash flows since inception through December 31, 2005.

The Company’s independent accountants are including a “going concern” paragraph in their accountants’ report accompanying these financial statements that cautions the users of the Company’s financial statements that these statements do not include any adjustments that might result from the outcome of this uncertainty because the Company is a development stage enterprise that has not commenced its planned principal operations. Furthermore, the “going concern” paragraph states that the Company’s ability to continue is also dependent on its ability to, among other things, obtain additional debt and equity financing, identify customers, secure vendors and suppliers, and establish an infrastructure for its operations.

WIMAX EU, LTD.

(A DEVELOPMENT STAGE ENTERPRISE)

BALANCE SHEET

AS OF DECEMBER 31, 2005

Even though the Company has not commenced planned principal operations or generated revenues from prospective customers nor has it secured the funding necessary to meet its current working capital needs, management believes that, despite the extent of the financial requirements and funding uncertainties going forward, it has a business plan under development that, if successfully funded and executed as an integral part of a financial structuring, the Company can overcome the concerns of the independent accountants within the next twelve months. Management continues to actively seek various sources and methods of short and long-term financing and support; however, there can be no assurances that some or all of the necessary financing can be obtained. Management continues to explore alternatives that include seeking strategic investors, lenders and/or technology partners and pursuing other transactions that, if consummated, might ultimately result in the dilution of the interest of the current shareholders.

Because of the nature and extent of the uncertainties, many of which are outside the control of the Company, there can be no assurances that the Company will be able to ultimately consummate planned principal operations or secure the necessary financing (See Note G).

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents:

The Company considers all highly liquid debt securities purchased with original or remaining maturities of three months or less to be cash equivalents. The carrying value of cash equivalents approximates fair value.

Revenue Recognition:

The Company has adopted and follows the guidance provided in the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 104, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements.

Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of these financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes:

The Company uses the asset and liability method of accounting for income taxes as required by SFAS No. 109 “Accounting for Income Taxes”. SFAS No. 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of certain assets and liabilities.

WIMAX EU, LTD.

(A DEVELOPMENT STAGE ENTERPRISE)

BALANCE SHEET

AS OF DECEMBER 31, 2005

Deferred income tax assets and liabilities are computed annually for the difference between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period, plus or minus the change during the period in deferred tax assets and liabilities.

Loss Per Share:

The Company computed basic and diluted loss per share amounts for December 31, 2005 and 2004 pursuant to the Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share.” There are no potentially dilutive shares outstanding and, accordingly, dilutive per share amounts have not been presented in the accompanying statements of operations.

Stock-Based Compensation:

The Company accounts for stock options issued to employees in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As such, compensation cost is measured on the date of grant as the excess of current market price of the underlying stock over the exercise price. Such compensation amounts are amortized over the respective vesting periods of the option grant. The Company adopted the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock Based Compensation - Transition and Disclosure,’ which allows entities to provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-valued based method defined in SFAS No. 123 has been applied.

The Company accounts for stock options or warrants issued to non-employees for goods or services in accordance with the fair value method of SFAS 123. Under this method, the Company records an expense equal to the fair value of the options or warrants issued. The fair value is computed using an options pricing model.

Fair Value of Financial Instruments:

Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments,” requires disclosures of information regarding the fair value of certain financial instruments for which it is practicable to estimate the value. For purpose of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale of liquidation.

WIMAX EU, LTD.

(A DEVELOPMENT STAGE ENTERPRISE)

BALANCE SHEET

AS OF DECEMBER 31, 2005

Recent Accounting Pronouncements

Share-Based Payment

In December 2004, the FASB issued a revision of SFAS 123 (“SFAS 123(R)”) that requires compensation costs related to share-based payment transactions to be recognized in the statement of operations. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS 123(R) replaces SFAS 123 and is effective as of January 1, 2006. Based on zero shares and awards outstanding as of December 31, 2005, the adoption of SFAS 123(R) would have no impact on earnings in 2005.

In March 2005, the U.S. Securities and Exchange Commission, or SEC, released Staff Accounting Bulletin 107, “Share-Based Payments,” (“SAB 107”). The interpretations in SAB 107 express views of the SEC staff, or staff, regarding the interaction between SFAS 123R and certain SEC rules and regulations, and provide the staff’s views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS 123R in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123R, the modification of employee share options prior to adoption of SFAS 123R and disclosures in Management’s Discussion and Analysis subsequent to adoption of SFAS 123R. SAB 107 requires stock-based compensation be classified in the same expense lines as cash compensation is reported for the same employees. The Company and management is reviewing SAB 107 in conjunction with its review of SFAS 123R.

Nonmonetary Exchange

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—An Amendment of Accounting Principles Board (APB) Opinion No. 29, Accounting for Nonmonetary Transactions” (“SFAS 153”). SFAS 153 eliminates the exception from fair measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity expected to change significantly as a result of the exchange. SFAS 153 is effective for fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 is not expected to have a material impact on the Company’s current financial condition or results of operations.

WIMAX EU, LTD.

(A DEVELOPMENT STAGE ENTERPRISE)

BALANCE SHEET

AS OF DECEMBER 31, 2005

Conditional Asset Retirement

In March 2005, the FASB issued FASB Interpretation (FIN) No. 47 - “Accounting for Conditional Asset Retirement Obligations – an Interpretation of SFAS 143 (FIN No. 47). FIN No. 47 clarifies the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset when the timing and/or method of settlement are conditional on a future event. FIN No. 47 is effective no later than December 31, 2005. FIN No. 47 did not impact the Company for the year ended December 31, 2005.

Accounting Changes and Error Corrections

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a Replacement of APB No. 20 and FASB 3 (SFAS No.154). SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB Opinion No. 20 “Accounting Changes,” previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle.

NOTE C - RELATED PARTY TRANSACTION

From inception, the Company paid $16,750 to certain officers and directors for professional and consulting services performed.

During 2005, the Company recorded an in-kind contribution of $500 per month for services contributed by its Chief Executive Officer. As of December 31, 2005, the Company has recorded $6,000 for these services.

NOTE D – NOTES PAYABLE

During 2005, the Company received proceeds of $18,000 from three notes payable due June 30, 2006. The notes are unsecured and accrue interest at 8% per annum (See Note G).

NOTE E – STOCKHOLDERS’ EQUITY

During 2005, the Company issued 1,300,000 shares of common stock for cash of $130,000 ($.10 per share) to three investors. In addition, the Company issued 200,000 shares of common stock for cash of $10,000 ($.05 per share).

WIMAX EU, LTD.

(A DEVELOPMENT STAGE ENTERPRISE)

BALANCE SHEET

AS OF DECEMBER 31, 2005

During 2005, pursuant to a two-year consulting agreement with Global Internet Marketing, the Company issued 1,500,000 shares of common stock valued at a recent cash offering price of $0.10 per share. The Company recorded consulting expense of $84,375 and deferred consulting expense of $65,625 for the year ended December 31, 2005. The Company will amortize the agreement over the life of the contract term.

During 2005, pursuant to a consulting agreement, the Company issued 1,000,000 shares of common stock valued at a recent cash offering price of $0.10 per share. The Company recorded consulting expense of $100,000 for the year ended December 31, 2005.

During 2005, the Company issued 4,000,000 stock options to its President and CEO for compensation at an exercise price of $0.50 per share. The fair value of the options was estimated on the grant date using the Black-Scholes option pricing model as required by SFAS 123 with the following assumptions: expected dividend yield 0%, volatility 111%, risk-free interest rate of return of 3.5% and expected life of one year. The value was immaterial and therefore no expense was included in the statement of operations.

During February 2005, the Company declared a 5 for 1 common stock split effected to stockholders of record who owned less than 2,001 shares of common stock on February 15, 2005. The stock split was only effective for certain shareholders and the Company determined that the 160,000 shares issued were deemed a distribution. The Company valued the 160,000 shares at a recent cash offering price of $0.10 per share and recorded an expense of $16,000 related to the value of these shares in general and administrative expense for the year ended December 31, 2005.

During 2005, the Company issued a two-year put option to its officer and director to repurchase up to 8,000,000 common shares at an exercise price of $200,000 or $.025 per share. The option gives the Company the right, but not the obligation to repurchase the shares of common stock any amount. The put option expires June 10, 2007. As of December 31, 2005, the fair value of the put option was less than the exercise price of the option and no value has been recorded for the option.

NOTE F - INCOME TAXES

There was no income tax expense for the years ended December 31, 2005 and 2004 and for the period from October 14, 1999 (inception) through December 31, 2005 due to the Company’s net losses.

The Company’s tax expense (benefit) differs from the “expected” tax expense (benefit) for the years ended December 31, 2005 and 2004 (computed by applying the Federal Corporate tax rate of 34% to loss before taxes), as follows:

WIMAX EU, LTD.

(A DEVELOPMENT STAGE ENTERPRISE)

BALANCE SHEET

AS OF DECEMBER 31, 2005

	2005	2004

Computed “expected” tax expense (benefit)	$(119,838)	$(2,346)
Permanent differences	36,168	-
Valuation allowance	83,670	2,346

	$-	$-

The effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2005 are as follows:

Deferred tax assets

Current deferred tax assets	$(90,570)
Net operating loss carryforward

Total gross deferred tax assets	(90,570)
Less valuation allowance	90,570

Net deferred tax assets	$-

The Company has a net operating loss carryforward of approximately $266,383 available to offset future taxable income through 2025.

The valuation allowance at December 31, 2004 was $6,900. The net change in valuation allowance during the year ended December 31, 2005 was an increase to $83,670.

NOTE G – SUBSEQUENT EVENTS

During 2006, the Company converted $18,000 of notes payable into 59,999 shares of common stock valued at a recent cash offering price of $0.30 per share. There was no gain or loss on the conversion.

During 2006, the Company issued 225,000 shares of common stock for cash of $67,500 ($0.30 per share).

Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Our accountants are Jewett Schwartz & Associates, 2514 Hollywood Blvd., Suite 508, Hollywood, FL 33020. We do not presently intend to change accountants. At no time have there been any disagreements with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

Item 8A.	Controls and Procedures

Evaluation of disclosure controls and procedures

Our principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of December 31, 2005 (the Evaluation Date). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the Evaluation Date, the disclosure controls and procedures in place were effective to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations.

Although our principal executive officer and principal financial officer believes our existing disclosure controls and procedures are effective to enable us to comply with our disclosure obligations, we intend to formalize and document the procedures already in place and establish a disclosure committee.

Changes in internal controls

We have not made any significant changes to our internal controls subsequent to the Evaluation Date. We have not identified any significant deficiencies or material weaknesses or other factors that could significantly affect these controls, and therefore, no corrective action was taken.

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 2 of our financial statements. While all these significant accounting policies impact our financial condition and results of operations, Our views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons: Compliance With Section 16(a) of the Exchange Act

The directors and officers of the Company and its subsidiaries, as of March 28, 2006 are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.

Name	Age	With Company Since Director/Position

Christopher Lee Miles	54	October 5, 2000 President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors
Margot Miles	35	October 5, 2000 Treasurer and Director

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

CHRISTOPHER LEE MILES has been our President, Chief Executive Officer, Chief Financial Officer and a member of our Board of Directors since 2000. He has also been an independent media and marketing consultant for the past fifteen years working primarily in electronics, broadcast and golfing industries contracting for various companies. In 2001 he formed Maxwell Media Marketing and operates his consulting business under that name. Mr. Miles is the sole proprietor of Maxwell Media Marketing which specializes in creating and developing media marketing strategies for startups in the golf industry with an emphasis on building sound sales strategies and creating synergy with all forms of golf media, both Public relations and paid advertising. He also was CEO/Director of Dorado Capital Ventures, Inc. from 2000 until April 2004. In such capacity he handled all corporate affairs for Dorado and assisted in locating and negotiating a merger with Electric Moto Corp. which is an electric motorcycle company out of Oregon. Prior to the merger in April 2004, Dorado was a dormant entity with no business operations. Mr. Miles is also the CEO/Director of Edmonds & Edmonds, Ltd. a corporation with no practical activity or business since 2000. Since 1996, Mr. Miles has worked in Monterey, California at the CBS affiliate KNRY AM 1240 as a talk show producer and assistant to the owner and general manager. In such capacity, he is responsible for all areas of the radio station, including, sales, billing, production and on air hosting. Mr. Miles has also served as the News Director and produced hundreds of news shows. He has worked specifically in the golf industry since 1998 as a talk show producer. He also consults in the equipment manufacturing sector as a marketing specialist and continues to assist start-up companies with developing and implementing their sales and marketing plans.

MARGOT MILES has been our Treasurer and member of our Board of Directors since 2000. She is a licensed hypnotherapist and has operated Ashland Hypnotherapy since 2003. Additionally Ms. Miles was Treasurer/Director of Dorado Capital Ventures, Inc from 2000 until April 2004 and is the Treasurer/Director of Edmonds & Edmonds, Ltd. an inactive corporation since 2000. Prior to becoming licensed as a hypnotherapist, Ms. Miles was the owner/operator of Hey Diddle Diddle Diaper Service from 1996 to 1999. Margot attended Salt Lake City College from 1983-1984 and Southern Oregon University from 2000-2002.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

All officers and directors listed above will remain in office until the next annual meeting of our stockholders, and until their successors have been duly elected and qualified. There are no agreements with respect to the election of Directors. We have not compensated our Directors for service on our Board of Directors, any committee thereof, or reimbursed for expenses incurred for attendance at meetings of our Board of Directors and/or any committee of our Board of Directors. Officers are appointed annually by our Board of Directors and each Executive Officer serves at the discretion of our Board of Directors. We do not have any standing committees. Our Board of Directors may in the future determine to pay Directors’ fees and reimburse Directors for expenses related to their activities.

None of our Officers and/or Directors have filed any bankruptcy petition, been convicted of or been the subject of any criminal proceedings or the subject of any order, judgment or decree involving the violation of any state or federal securities laws within the past five (5) years.

Certain Legal Proceedings

No director, nominee for director, or executive officer of the Company has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

Compliance With Section 16(A) Of The Exchange Act.

We have not filed a Form 5 for the year ending December 31, 2005.

Code Of Ethics

The Company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer. This Code of Ethics is filed herewith as an exhibit.

Item 10.	Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities since October 2000 when the new officers and directors were appointed until March 28, 2006.

Summary Compensation Table

ANNUAL COMPENSATION						LONG TERM COMPENSATION
NAME/TITLE	YEAR	SALARY	BONUS	OTHER ANNUAL COMPENSATION	RESTRICTED OPTION STOCKS/PAYOUTS AWARDED	SARS ($)	LTIP COMPENSATION	ALL OTHER COMPENSATION
Christopher Miles President CEO and Chairman	2004	0	0	0	12,001,000 shares of common stock (1)	0	0	0
Margot Miles	2003	0	0	0	500,000 shares of common stock (2)	0	0	0

(1)	The 12,001,000 shares issued to Christopher Miles are valued at $.001 per share for a total value of $120,010.
(2)	The 500,000 shares issued to Margot Miles are valued at $.001 per share, for a total value of $5,000.

Stock Option Grants

Christopher Lee Miles has an option to purchase 4,000,000 shares of our common stock of our common stock for a period of two years expiring January 10, 2007 at $.50 a share.

Options Grants in Last Fiscal Year

EXPIRATION NAME	NUMBER OF SECURITIES UNDERLYING OPTIONS GRANTED (#)	PERCENT OF TOTAL OPTIONS GRANTED TO EMPLOYEES IN LAST FISCAL YEAR	EXERCISE OR BASE PRICE ($/SHARE)	DATE
Christopher Lee Miles	4,000,000	100%	$50	1/10/07
Margot Miles	0	N/A	N/A	N/A

Employment Agreements

No officer or director is currently party to an employment contract or has been provided a future benefit to be received upon separation from service with the Company.

Item 11.	Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of March 28, 2006, information with respect to the beneficial ownership of the Company’s Common Stock by (i) each person known by the Company to own beneficially 5% or more of such stock, (ii) each Director of the Company who owns any Common Stock, and (iii) all Directors and Officers as a group, together with their percentage of beneficial holdings of the outstanding shares.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class

Common Stock	Christopher Lee Miles(1)(2) 356 Pine Avenue, Apt. 1 Pacific Grove, CA 93950	16,001,000	66.52%

Common Stock	Margot Miles 481 Herbert Street Ashland, OR 97520	500,000	2.77%

Common Stock	Natural Venture Corp. PO Box 873 Wickhams Cay 1 Road Town, Tortola BV1	1,000,000	5.54%

Common Stock	Global Internet Marketing Corp. 11 D Lower Dorset Street Dublin 1 Ireland	1,500,000	8.31%

Common Stock	Eurotech Capital Ventures Box 11143 SE-40423 Goteborg Sweden	1,000,000	5.54%

Common Stock	All executive officers and directors as a group	12,501,000	69.29%

The percent of class is based on 17,985,999 shares of common stock issued and outstanding as of March 28, 2006.

(1)

Includes 4,000,000 shares to be issued to Mr. Miles pursuant to his stock option agreement with the Company for a period of two years expiring January 10, 2007 at $.50 a share. The 4,000,000 shares are not included in the percentage or outstanding shares total since the shares have not been issued to date.

(2)	We have an option to repurchase up to 8,000,000 shares from Christopher Lee Miles for a period of two years expiring January 10, 2007 at the rate of $.025 per share.

Item 12.	Certain Relationships and Related Transactions.

We currently use space at 356 Pine Avenue, Apt. 1, Pacific Grove, California 93950. We sublease such space for no rent from Christopher Miles, our officer and director.

On October 5, 2000, Christopher Lee Miles was appointed as President and Director and Margot Miles was appointed as Secretary and Director. On such date, we issued 1,200,000 shares to Christopher Lee Miles and 50,000 shares to Margot Miles for services rendered valued at par value $.001. In addition, Christopher Lee Miles owned 100 shares purchased in our 1999 offering. On October 15, 2004, we undertook a 10-1 forward split increasing the amount of shares held by Christopher Lee Miles to 12,001,000 shares and the shares held by Margot Miles to 500,000 shares.

We have an option to repurchase up to 8,000,000 shares from Christopher Lee Miles for a period of two years expiring January 10, 2007 at the rate of $.025 per share. We decided to grant this repurchase option to make us more attractive to prospective executives who might be interested in a management position with us in the future and to possibly reduce the number of shares outstanding to make it easier to obtain funding. In consideration for the repurchase option, we agreed to grant Mr. Miles the 4,000,000 stock options.

Item 13.	Exhibits and Reports on Form 8-K

(a)	The following documents are filed as part of this report:

1.	Financial statements; see index to financial statement and schedules in Item 7 herein.

2.	Financial statement schedules; see index to financial statements and schedules in Item 7 herein.

(b)	Reports on Form 8-K.

None

Item 14.	Principal Accountant Fees and Services

Audit Fees

For the Company's fiscal year ended December 31, 2005 , we were billed $10,500 by our principal accountant for professional services rendered for the audit and review of our financial statements included in our periodic and other reports filed with the Securities and Exchange Commission for our year ended December 31, 2005.

Tax Fees

For the Company’s fiscal year ended December 31, 2005, there were no fees billed by our principal accountant for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended December 31, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

WIMAX EU, LTD

By:	/s/ Christopher Lee Miles
CHRISTOPHER LEE MILES
Chief Executive Officer Chief Financial Officer

Dated:	March 29, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Christopher Lee Miles Christopher Lee Miles	Chief Executive Officer Chief Financial Officer, and Director	March 29, 2006

/s/ Margot Miles Margot Miles	Secretary and Treasurer	March 29, 2006