Form 10QSB
period 2006-03-31
WIMAX EU, LTD
filed 2006-05-22
CIK 1320306

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2006.

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from ______to______.

Commission file number 333-123351

WIMAX EU LTD.

(Exact name of registrant as specified in its charter)

Nevada	98-0403551
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

I 58 Pearse Street Negagh, Co. Tipperary Ireland
(Address of principal executive offices)	(Zip Code)

(353) 67 50695

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes	☒	No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 22, 2006: 23,041,000 shares of common stock.

WIMAX EU LTD.

FINANCIAL STATEMENTS

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition

Item 3.	Control and Procedures

PART II-- OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Changes in Securities

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits and Reports on Form 8-K

SIGNATURE

Item 1. Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended March 31, 2006 are not necessarily indicative of results that may be expected for the year ending December 31, 2006. The financial statements are presented on the accrual basis.

WIMAX EU, LTD.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED FINANCIAL STATEMENTS

AS OF MARCH 31, 2006

(UNAUDITED)

WIMAX EU, LTD.

(A DEVELOPMENT STAGE ENTERPRISE)

CONTENTS

PAGE	1	CONDENSED BALANCE SHEET AS OF MARCH 31, 2006 (UNAUDITED)

PAGE	2	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005 AND FOR THE PERIOD FROM OCTOBER 14, 1999 (INCEPTION) TO MARCH 31, 2006 (UNAUDITED)

PAGES	3 – 5	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY) FOR THE PERIOD FROM OCTOBER 14, 1999 (INCEPTION) TO MARCH 31, 2006 (UNAUDITED)

PAGE	6	CONDENSED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005 AND FOR THE PERIOD FROM OCTOBER 14, 1999 (INCEPTION) TO MARCH 31, 2006 (UNAUDITED)

PAGES	7 - 12	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

WIMAX EU, LTD.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED BALANCE SHEET

AS OF MARCH 31, 2006

(UNAUDITED)

ASSETS

CURRENT ASSETS
Cash	$22,223

TOTAL ASSETS	$22,223

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$10,036

TOTAL CURRENT LIABILITIES	10,036

STOCKHOLDERS’ EQUITY
Common stock, $.001 par value, 300,000,000 shares authorized, 18,041,000 shares issued and outstanding	18,041
Additional paid in capital	483,239
Deferred stock compensation	(46,875)
Accumulated deficit during development stage	(442,218)
Total Stockholders’ Equity	12,187

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$22,223

See accompanying notes to condensed financial statements.

WIMAX EU, LTD.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31, 2006	For the Three Months Ended March 31, 2005	For the Period from October 14, 1999 (Inception) to March 31, 2006

REVENUES	$-	$-	$-

OPERATING EXPENSES
Payroll expense	1,000	5,000	10,000
Professional fees	11,218	84,971	37,966
Consulting expense	49,994	109,625	342,210
General and administrative	3,792	637	51,771
Total Operating Expenses	66,004	200,233	441,947

LOSS FROM OPERATIONS	(66,004)	(200,233)	(441,947)

OTHER EXPENSE
Interest expense	(111)	-	(271)

Loss Before Provision for Income Taxes	(66,115)	(200,233)	(442,218)

Provision for Income Taxes	-	-	-

NET LOSS	$(66,115)	$(200,233)	$(442,218)

Net loss per share - basic and diluted	$-	$(0.01)	$(0.03)

Weighted average number of shares outstanding during the period - basic and diluted	17,927,611	20,001,222	13,731,487

See accompanying notes to condensed financial statements.

WIMAX EU, LTD.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)

FOR THE PERIOD FROM OCTOBER 14, 1999 (INCEPTION) TO MARCH 31, 2006

(UNAUDITED)

	Common Stock		Additional Paid-In	Deferred Stock	Accumulated Deficit During Development
	Shares	Amount	Capital	Compensation	Stage	Total

Balance, October 14, 1999 (inception)	-	$-	$-	$-	$-	$-

Issuance of common stock to founders at $.00002 per share	5,900,000	5,900	(5,782)	-	-	118

Issuance of common stock at $.066 per share	205,000	205	13,325	-	-	13,530

Net loss, 1999	-	-	-	-	(389)	(389)

Balance, December 31, 1999	6,105,000	6,105	7,543	-	(389)	13,259

Issuance of common stock to new directors at $.00002 per share	62,500,000	62,500	(61,250)	-	-	1,250

Surrender of founder shares	(5,900,000)	(5,900)	5,782	-	-	(118)

Stock issued for consulting services at $.00002 per share	5,000,000	5,000	-	-	-	5,000

Net loss, 2000	-	-	-	-	(16,750)	(16,750)

Balance, December 31, 2000	67,705,000	67,705	(47,925)	-	(17,139)	2,641

Net loss, 2001	-	-	-	-	-	-

Balance, December 31, 2001	67,705,000	$67,705	$(47,925)	$-	$(17,139)	$2,641

See accompanying notes to condensed financial statements.

WIMAX EU, LTD.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)

FOR THE PERIOD FROM OCTOBER 14, 1999 (INCEPTION) TO MARCH 31, 2006

(UNAUDITED)

	Common Stock		Additional Paid-In	Deferred Stock	Accumulated Deficit During Development
	Shares	Amount	Capital	Compensation	Stage	Total

Net loss, 2002	-	-	-	-	-	-

Balance, December 31, 2002	67,705,000	67,705	(47,925)	-	(17,139)	2,641

Net loss, 2003	-	-	-	-	-	-

Balance, December 31, 2003	67,705,000	67,705	(47,925)	-	(17,139)	2,641

Net loss, 2004	-	-	-	-	(6,500)	(6,500)

Balance, December 31, 2004	67,705,000	67,705	(47,925)	-	(23,639)	(3,859)

Surrender of shares	(54,004,000)	(54,004)	54,004	-	-	-

Common stock issued at $.10 per share	1,300,000	1,300	128,700	-	-	130,000

Common stock issued for services at $.10 per share	1,500,000	1,500	148,500	(65,625)	-	84,375

Common stock issued at $.05 per share	200,000	200	9,800	-	-	10,000

Common stock issued for services at $.10 per share	1,000,000	1,000	99,000	-	-	100,000

See accompanying notes to condensed financial statements.

WIMAX EU, LTD.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)

FOR THE PERIOD FROM OCTOBER 14, 1999 (INCEPTION) TO MARCH 31, 2006

(UNAUDITED)

	Common Stock		Additional Paid-In	Deferred Stock	Accumulated Deficit During Development
	Shares	Amount	Capital	Compensation	Stage	Total

In-kind contribution of services	-	-	6,000	-	-	6,000

Common stock issued to minority stockholder at $0.10 per share	160,000	160	15,840	-	-	16,000

Net loss for the year ended 2005	-	-	-	-	(352,464)	(352,464)

Balance, December 31, 2005	17,701,000	17,701	414,079	(65,625)	(376,103)	(9,948)

Conversion of notes payable into common stock at $0.20 per share	90,000	90	17,910	-	-	18,000

In-kind contribution of services	-	-	1,500	-	-	1,500

Common stock issued for cash at $0.20 per share	250,000	250	49,750	-	-	50,000

Amortization of deferred stock compensation	-	-	-	18,750	-	18,750

Net loss for the three months ended March 31, 2006	-	-	-	-	(66,115)	(66,115)

BALANCE, MARCH 31, 2006	18,041,000	$18,041	$483,239	$(46,875)	$(442,218)	$12,187

See accompanying notes to condensed financial statements.

WIMAX EU, LTD.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31, 2006	For the Three Months Ended March 31, 2005	For the Period from October 14, 1999 (Inception) to March 31, 2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(66,115)	$(200,233)	$(442,218)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	-	-	10,000
In-kind contribution of services	1,500	-	7,500
Common stock issued for services	18,750	109,625	215,375
Changes in operating assets and liabilities:
Other assets	-	2,641	-
Accounts payable and accrued expenses	7,709	39	10,036
Net Cash Used In Operating Activities	(38,156)	(87,928)	(199,307)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	-	-	18,000
Issuance of common stock	50,000	140,000	203,530
Net Cash Provided By Financing Activities	50,000	140,000	221,530

NET INCREASE IN CASH	11,844	52,072	22,223

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	10,379	-	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$22,223	$52,072	$22,223

SUPPLEMENTAL DISCLOSURE OF NON- CASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued for services	$18,750	$109,625	$215,375

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During 2006, note holders converted $18,000 of notes payable into 90,000 shares of common stock at $0.20 per share based on a recent cash offering price.

See accompanying notes to condensed financial statements.

WIMAX EU, LTD.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF MARCH 31, 2006

(UNAUDITED)

NOTE A. DESCRIPTION OF ORGANIZATION

Organization

Atlantic Capital Ventures, Inc. was formed in Nevada on October 14, 1999. The Company has not commenced its planned principal operations through March 31, 2006. In December 2004, the Company filed a Certificate of Amendment to its Articles of Incorporation to change its name to Wimax EU, Ltd. (“hereinafter referred to as “the Company” or “Wimax”). The intended business purpose of Wimax is for providing wireless broadband internet service to commercial and residential customers primarily within countries that are members of the European Union. As of March 31, 2006, its planned principal operations have not yet commenced.

Development Stage Enterprise

The Company is currently devoting substantially all of its efforts to establishing a new business and its planned principle operations have not commenced as of March 31, 2006. In their efforts to establish a new business, management is commencing with design of its business and marketing plans that include the following: preparation of a financial plan, cash forecast and operating budget; identifying markets to raise additional equity capital and debt financing; embarking on research and development activities; performing employment searches, recruiting and hiring technicians and management and industry specialists; acquiring operational and technological assets; and, developing market and distribution strategies. General and administrative expenses include professional fees, internet service charges, and other related operating expenses. Marketing and promotional expenses include costs incurred in connection with raising capital and promoting the Company.

Basis of Presentation and Going Concern

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 7, the Company’s policy regarding the preparation of these financial statements includes the presenting, in addition to its statements of operations, changes in shareholders’ (deficiency) equity and cash flows, the cumulative amounts of revenues and expenses, stockholder equity transactions and cash flows since inception through March 31, 2006. As reflected in the accompanying financial statements, the financial statements caution the users of the Company’s financial statements that these statements do not include any adjustments that might result from the outcome of this uncertainty because the Company is a development stage enterprise that has not commenced its planned principal operations. Furthermore, the “going concern” paragraph states that the Company’s ability to continue is also dependent on its ability to, among other things, obtain additional debt and equity financing, identify customers, secure vendors and suppliers, and establish an infrastructure for its operations.

WIMAX EU, LTD.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF MARCH 31, 2006

(UNAUDITED)

Even though the Company has not commenced planned principal operations or generated revenues from prospective customers nor has it secured the funding necessary to meet its current working capital needs, management believes that, despite the extent of the financial requirements and funding uncertainties going forward, it has a business plan under development that, if successfully funded and executed as an integral part of a financial structuring, the Company can overcome the concerns of the independent accountants within the next twelve months. Management continues to actively seek various sources and methods of short and long-term financing and support; however, there can be no assurances that some or all of the necessary financing can be obtained. Management continues to explore alternatives that include seeking strategic investors, lenders and/or technology partners and pursuing other transactions that, if consummated, might ultimately result in the dilution of the interest of the current shareholders. Because of the nature and extent of the uncertainties, many of which are outside the control of the Company, there can be no assurances that the Company will be able to ultimately consummate planned principal operations or secure the necessary financing.

Interim Financial Statements

The accompanying interim unaudited financial information has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2006 and the related operating results and cash flows for the interim period presented have been made. The results of operations of such interim period are not necessarily indicative of the results of the full year.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all highly liquid debt securities purchased with original or remaining maturities of three months or less to be cash equivalents. The carrying value of cash equivalents approximates fair value.

Revenue Recognition

The Company has adopted and follows the guidance provided in the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 104, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements.

WIMAX EU, LTD.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF MARCH 31, 2006

(UNAUDITED)

Use of Estimates

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

Income Taxes

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

Loss Per Share

The Company computed basic and diluted loss per share amounts for March 31, 2006 and 2005 pursuant to SFAS No. 128, “Earnings Per Share”. As of March 31, 2006 and 2005, common share equivalents of 4,000,000 stock options were anti-dilutive and not used in the calculation of diluted net loss per share.

Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123R “Share-Based Payment” (“SFAS 123R”), a revision to SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”), and superseding APB Opinion No. 25 “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, including obtaining employee services in share-based payment transactions. SFAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date.

WIMAX EU, LTD.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF MARCH 31, 2006

(UNAUDITED)

Fair Value of Financial Instruments

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” requires disclosures of information regarding the fair value of certain financial instruments for which it is practicable to estimate the value. For purpose of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale of liquidation.

Recent Authoritative Pronouncements

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections. This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 also requires that a change in depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. This Statement is effective in fiscal years beginning after December 15, 2005. The Company has not yet determined the effect of implementing this standard.

NOTE C – RELATED PARTY TRANSACTION

From inception, the Company paid $16,750 to certain officers and directors for professional and consulting services performed.

NOTE D – STOCKHOLDERS’ EQUITY

During 2005, pursuant to a two-year consulting agreement with Global Internet Marketing, the Company issued 1,500,000 shares of common stock valued at a recent cash offering price of $0.10 per share. The Company recorded consulting expense of $18,750 and deferred consulting expense of $46,875 for the three months ended March 31, 2006. The Company will amortize the agreement over the life if the contract term.

During 2005, the Company issued 1,300,000 shares of common stock for cash of $130,000 ($.10 per share) to three investors. In addition, the Company issued 200,000 shares of common stock for cash of $10,000 ($.05 per share).

During 2005, pursuant to a consulting agreement, the Company issued 1,000,000 shares of common stock valued at a recent cash offering price of $0.10 per share. The Company recorded consulting expense of $100,000 for the three months ended March 31, 2005.

WIMAX EU, LTD.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF MARCH 31, 2006

(UNAUDITED)

During 2005, the Company issued 4,000,000 stock options for services at an exercise price of $0.50 per share. The fair value of the options was estimated on the grant date using the Black-Scholes option pricing model as required by SFAS 123 with the following assumptions: expected dividend yield 0%, volatility 0%, risk-free interest rate of return of $3.5% and expected life of two years. The value was immaterial and therefore no expense was included in the statement of operations.

During 2005, the Company issued a two-year put option to its officer and director to repurchase up to 8,000,000 common shares at an exercise price of $200,000 or $.025 per share. The put option expires June 10, 2007.

During February 2005, the Company declared a 5 for 1 common stock split effected to stockholders of record on February 15, 2005. Per share and weighted average share amounts have been retroactively restated in the accompanying financial statements and related notes to reflect this stock split. Also on February 15, 2005, stockholders’ returned 54,004,000 shares of common stock to the Company which was recorded as an in-kind contribution.

During 2006, stockholders converted $18,000 of notes payable into 90,000 shares of common stock at a recent cash offering price of $0.20 per share.

During 2006, the Company issued 250,000 shares of common stock for cash of $50,000 $.20 per share to three investors.

During 2006 and 2005, the Company recorded an in-kind contribution of $500 per month for services contributed by its Chief Executive Officer. As of March 31, 2006, the Company has recorded $7,500 for these services from inception.

NOTE E – COMMITMENTS AND CONTINGENCIES

During 2004, as amended on January 3, 2005, the Company entered into a 30-year royalty agreement with a company to license and use all URL’s owned by the licensor. The agreement calls for the Company to pay 1.5% of the gross revenue. In addition, the agreement called for the issuance of 1,000,000 shares of stock. The Company recorded the fair value of $10,000 based on recent cash offering prices ($0.01 per share). The agreement also requires the Company to have an effective registration statement prior to November 30, 2005 or the license becomes extinguished. The Company will recognize the value of the license over a term of eleven months. During the year ended December 31, 2005, the Company’s license agreement was fully amortized.

WIMAX EU, LTD.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF MARCH 31, 2006

(UNAUDITED)

NOTE F – SUBSEQUENT EVENTS

During April 2006, the Company issued 5,000,000 shares of common stock in consideration of the appointment of the Company’s new Chief Executive Officer, Chief Financial Officer and Chairman of the Board. The shares vested upon issuance and were valued at $1,000,000 or $0.20 per share based on recent cash offering prices.

During May 2006, the Company amended it Articles of Incorporation to increase its authorized shares or common stock to 300,000,000 common shares.

Item 2. Management’s Discussion and Analysis or Plan of Operation

GENERAL

The information contained in Item 2 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this report. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

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

Plan of Operations

During the next twelve months, we expect to take the following steps in connection with the further development of our business and the implementation of our plan of operations:

Recruit key personnel - We recently hired a new CEO and are now conducting a search for additional management positions to help implement our business plan. We expect to have selected the one additional key individual within 4-6 months. The anticipated cost for the recruitment of the personnel is approximately $2,500.

Create alliances - We are currently seeking to create alliances with strategic businesses in the first two or three countries as part of our overall plan to create alliances in all European countries. With the establishment of our executive offices in Europe, we will are beginning the process of recruiting companies and people to join our team in the various countries in Europe for the further implementation of our business plan.

We intend to have the first two or three alliances established within 3 months and anticipate the cost to create the alliances to be around $5,000.

Develop relationships with hardware suppliers - As we are developing relationships and establishing the marketing and support side of our business, we are simultaneously working with manufacturers who will be providing us with the hardware required to implement our business plan. We are developing relationships with more than one supplier and to monitor the industry to continually upgrade the hardware we offer in order to remain competitive. Establishing relationships with suppliers will be an ongoing process throughout the entire 12 months and we anticipate the cost to be around $2,000.

Liquidity and Capital Resources

At March 31, 2006, we had $22,223 in cash for total assets of $22,223 in assets. The Company had $10,036 in accrued expenses for a total of $10,036 in liabilities. The Company will rely upon the issuance of common stock and additional capital contributions from shareholders to fund expenses. We do have sufficient cash on hand to maintain our current operations for the next 12 months. In order to achieve our above stated objectives we will be required to raise an additional $1,000,000. We expect to raise these funds from private sale of stock or through the exercise of existing options. Additionally, we will need to raise approximately $1,000,000 to fund our growth prior to initiating our product-roll out. We will require additional funds to implement our marketing phase and, to expand operations. No significant purchases of equipment are anticipated until the roll out phase which we intend to commence within three months. In order to facilitate this rollout phase we are currently exploring funding options to raise the funds necessary to finance our plans.

As reflected in the accompanying financial statements, we are in the development stage with limited operations. This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Currently we have no material commitments for capital expenditures. Management believes that, even though our auditors have expressed doubt about our ability to continue as a going concern, due the commencement of our business activities we will start generating revenue which will to satisfy our cash requirements for at least the next twelve months.

Critical Accounting Policies

Wimax’s financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 1 of our financial statements. While all these significant accounting policies impact its financial condition and results of operations, Equity Ventures views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on Equity Ventures’ consolidated financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

Item 3. Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2006. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the first quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is currently not a party to any pending legal proceedings and no such action by, or to the best of its knowledge, against the Company has been threatened.

Item 2. Changes in Securities.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending March 31, 2006, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

Item 5. Other Information.

None

Item 6. Exhibits and Reports of Form 8-K.

(a)	Exhibits

31.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)	Reports of Form 8-K

None

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

WIMAX EU LTD.
Registrant

Date: May 22, 2006	By: /s/ Evert Bopp
Evert Bopp
President, Chief Executive Officer,
Chairman of Board of Directors