Form 10QSB/A
period 2006-03-31
WIMAX EU, LTD
filed 2006-05-24
CIK 1320306

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

AMENDMENT NO. 1 TO FORM 10-QSB

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

WIMAX EU, LTD.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)

FOR THE PERIOD FROM OCTOBER 14, 1999 (INCEPTION) TO MARCH 31, 2006

(UNAUDITED)

	Common Stock		Additional Paid-In	Deferred Stock	Accumulated Deficit During Development
	Shares	Amount	Capital	Compensation	Stage	Total

Net loss, 2002	-	-	-	-	-	-

Balance, December 31, 2002	67,705,000	67,705	(47,925)	-	(17,139)	2,641

Net loss, 2003	-	-	-	-	-	-

Balance, December 31, 2003	67,705,000	67,705	(47,925)	-	(17,139)	2,641

Net loss, 2004	-	-	-	-	(6,500)	(6,500)

Balance, December 31, 2004	67,705,000	67,705	(47,925)	-	(23,639)	(3,859)

Surrender of shares	(54,164,000)	(54,164)	54,164	-	-	-

Common stock issued at $.10 per share	1,300,000	1,300	128,700	-	-	130,000

Common stock issued for services at $.10 per share	1,500,000	1,500	148,500	(65,625)	-	84,375

Common stock issued at $.05 per share	200,000	200	9,800	-	-	10,000

Common stock issued for services at $.10 per share	1,000,000	1,000	99,000	-	-	100,000

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

During February 2005, the Company declared a 5 for 1 common stock split effected to stockholders of record on February 15, 2005. Per share and weighted average share amounts have been retroactively restated in the accompanying financial statements and related notes to reflect this stock split. Also on February 15, 2005, stockholders’ returned 54,164,000 shares of common stock to the Company which was recorded as an in-kind contribution.

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

WIMAX EU LTD.
Registrant

Date: May 23, 2006	By: /s/ Evert Bopp
Evert Bopp
President, Chief Executive Officer,
Chairman of Board of Directors