Form 10QSB
period 2006-06-30
WIMAX EU, LTD
filed 2006-08-30
CIK 1320306

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

TO FORM 10-QSB

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2006.

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from ______to______.

Commission file number 333-123351

WIMAX EU LTD.

(Exact name of registrant as specified in its charter)

Nevada	91-2006471
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

I 58 Pearse Street Negagh, Co. Tipperary Ireland
(Address of principal executive offices)	(Zip Code)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 30, 2006: 23,080,326 shares of common stock.

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

SIGNATURE

ITEM 1. FINANCIAL INFORMATION

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the six months ended June 30, 2006 are not necessarily indicative of results that may be expected for the year ending December 31, 2006. The financial statements are presented on the accrual basis.

WIMAX EU, LTD.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED FINANCIAL STATEMENTS

AS OF JUNE 30, 2006

WIMAX EU, LTD.

(A DEVELOPMENT STAGE ENTERPRISE)

CONTENTS

PAGE	1	CONDENSED BALANCE SHEET AS OF JUNE 30, 2006 (UNAUDITED)

PAGE	2	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005 AND FOR THE PERIOD FROM OCTOBER 14, 1999 (INCEPTION) TO JUNE 30, 2006 (UNAUDITED)

PAGE	3	CONDENSED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005 AND FOR THE PERIOD FROM OCTOBER 14, 1999 (INCEPTION) TO JUNE 30, 2006 (UNAUDITED)

PAGES	4 - 9	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

WIMAX EU, LTD.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED BALANCE SHEET

AS OF JUNE 30, 2006

(UNAUDITED)

ASSETS

CURRENT ASSETS
Cash	$2,484

TOTAL ASSETS	$2,484

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$7,495

TOTAL LIABILITIES	7,495

STOCKHOLDERS’ DEFICIT
Common stock, $.001 par value, 300,000,000 shares authorized, 23,080,326 shares issued and outstanding	23,080
Additional paid in capital	1,492,642
Deferred stock compensation	(28,125)
Subscription receivable	(1,290)
Accumulated deficit during development stage	(1,491,318)
Total Stockholders’ Equity	(5,011)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,484

See accompanying notes to condensed financial statements.

WIMAX EU, LTD.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30, 2006	For the Three Months Ended June 30, 2005	For the Six Months Ended June 30, 2006	For the Six Months Ended June 30, 2005	For the Period from October 14, 1999 (Inception) to June 30, 2006

REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES
Payroll expense	1,807	3,000	2,806	8,000	11,806
Professional fees	7,756	2,200	18,974	87,171	45,722
Professional services – related party	-	-	-	-	16,750
Consulting expense	1,034,482	14,704	1,084,476	124,329	1,376,692
General and administrative	5,055	-	8,959	637	40,188
Total Operating Expenses	1,049,100	19,904	1,115,215	220,137	1,491,158

(LOSS) FROM OPERATIONS	(1,049,100)	(19,904)	(1,115,215)	(220,137)	(1,491,158)

OTHER EXPENSE
Interest expense	-	-	-	-	(160)
Total Other Expense	-	-	-	-	(160)

(LOSS) BEFORE PROVISION FOR INCOME TAXES	(1,049,100)	(19,904)	(1,115,215)	(220,137)	(1,491,318)

Provision for income taxes	-	-	-	-	-

NET (LOSS)	$(1,049,100)	$(19,904)	$(1,115,215)	$(220,137)	$(1,491,318)

Net (loss) per share - basic and diluted	$(0.05)	$-	$(0.06)	$(0.01)	$(0.11)

Weighted average number of shares outstanding during the period – basic and diluted	21,355,734	20,001,222	19,655,010	18,851,111	14,014,558

See accompanying notes to condensed financial statements.

WIMAX EU, LTD.

(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30, 2006	For the Six Months Ended June 30, 2005	For the Period from October 14, 1999 (Inception) to June 30, 2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,115,215)	$(220,137)	$(1,491,318)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	1,037,500	123,829	1,234,125
In-kind contribution of services	1,500	3,000	7,500
Amortization	-	-	10,000
Changes in operating assets and liabilities:
Other receivables	-	2,641	-
Acounts payable and accrued expenses	5,168	(365)	7,495
Net Cash (Used In) Operating Activities	(71,047)	(91,032)	(232,198)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	-	-	18,000
Issuance of common stock	63,152	140,000	216,682
Net Cash Provided By Financing Activities	63,152	140,000	234,682

NET INCREASE (DECREASE) IN CASH	(7,895)	48,968	2,484

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	10,379	-	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,484	$48,968	$2,484

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During 2006, note holders converted $18,000 of notes payable into 90,000 shares of common stock at $0.20 per share based on a recent cash offering price.

See accompanying notes to condensed financial statements.

WIMAX EU, LTD.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF JUNE 30, 2006

(UNAUDITED)

NOTE A. DESCRIPTION OF ORGANIZATION

Organization

Atlantic Capital Ventures, Inc. was formed in Nevada on October 14, 1999. The Company has not commenced its planned principal operations through June 30, 2006. In December 2004, the Company filed a Certificate of Amendment to its Articles of Incorporation to change its name to Wimax EU, Ltd. (“hereinafter referred to as “the Company” or “Wimax”). The intended business purpose of Wimax is for providing wireless broadband internet service to commercial and residential customers primarily within countries that are members of the European Union.

Development Stage Enterprise

The Company is currently devoting substantially all of its efforts to establishing a new business and its planned principle operations have not commenced as of June 30, 2006. In their efforts to establish a new business, management is commencing with design of its business and marketing plans that include the following: preparation of a financial plan, cash forecast and operating budget; identifying markets to raise additional equity capital and debt financing; embarking on research and development activities; performing employment searches, recruiting and hiring technicians and management and industry specialists; acquiring operational and technological assets; and, developing market and distribution strategies. General and administrative expenses include professional fees, internet service charges, and other related operating expenses. Marketing and promotional expenses include costs incurred in connection with raising capital and promoting the Company.

Basis of Presentation and Going Concern

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 7, the Company's policy regarding the preparation of these financial statements includes the presenting, in addition to its statements of operations, and cash flows, the cumulative amounts of revenues and expenses, and cash flows since inception through June 30, 2006. As reflected in the accompanying financial statements, the financial statements caution the users of the Company's financial statements that these statements do not include any adjustments that might result from the outcome of this uncertainty because the Company is a development stage enterprise that has not commenced its planned principal operations.

WIMAX EU, LTD.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF JUNE 30, 2006

(UNAUDITED)

Even though the Company has not commenced planned principal operations or generated revenues from prospective customers nor has it secured the funding necessary to meet its current working capital needs, management believes that, despite the extent of the financial requirements and funding uncertainties going forward, it has a business plan under development that, if successfully funded and executed as an integral part of a financial structuring, the Company can continue as a going concern. Management continues to actively seek various sources and methods of short and long-term financing and support; however, there can be no assurances that some or all of the necessary financing can be obtained. Management continues to explore alternatives that include seeking strategic investors, lenders and/or technology partners and pursuing other transactions that, if consummated, might ultimately result in the dilution of the interest of the current shareholders. Because of the nature and extent of the uncertainties, many of which are outside the control of the Company, there can be no assurances that the Company will be able to ultimately consummate planned principal operations or secure the necessary financing.

Interim Financial Statements

The accompanying interim unaudited financial information has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2006, and the related operating results and cash flows for the interim period presented have been made. The results of operations of such interim period are not necessarily indicative of the results of the full year.

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

AS OF JUNE 30, 2006

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

Loss Per Share

The Company computed basic and diluted loss per share amounts for June 30, 2006 and 2005 pursuant to SFAS No. 128, “Earnings Per Share”. As of June 30, 2006 and 2005, common share equivalents of 4,000,000 stock options were anti-dilutive and not used un the calculation of diluted net loss per share.

Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123R “Share-Based Payment” (“SFAS 123R”), a revision to SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”), and superseding APB Opinion No. 25 “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, including obtaining employee services in share-based payment transactions. SFAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. Adoption of the provisions of SFAS 123R is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005.

WIMAX EU, LTD.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF JUNE 30, 2006

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

Recent Authoritative Pronouncements

SFAS 155, “Accounting for Certain Hybrid Financial Instruments” and SFAS 156, “Accounting for Servicing of Financial Assets” were recently issued. SFAS 155 and 156 have no current applicability to the Company and have no effect on the financial statements.

NOTE C – RELATED PARTY TRANSACTION

From inception, the Company paid $376,692 to certain officers and directors for professional and consulting services performed.

During May 2006, the company issued 5,000,000 shares of common stock for services to an officer with a fair value of $1,000,000 (See Note D).

NOTE D – STOCKHOLDERS’ EQUITY

During 2005, pursuant to a two-year consulting agreement with Global Internet Marketing, the Company issued 1,500,000 shares of common stock valued at a recent cash offering price of $0.10 per share. The Company recorded consulting expense of $18,750 and deferred consulting expense of $46,875 for the three months ended March 31, 2006. The Company will amortize the agreement over the life if the contract term. At June 30, 2006, the balance of deferred compensation is $28,125.

WIMAX EU, LTD.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF JUNE 30, 2006

(UNAUDITED)

During 2006, stockholders converted $18,000 of notes payable into 90,000 shares of common stock at a recent cash offering price of $0.20 per share.

During 2006, the Company issued 250,000 shares of common stock for cash of $50,000 ($0.20 per share) to three investors.

During 2006, the Company recorded an in-kind contribution of $500 per month for services contributed by its Chief Executive Officer. As of March 31, 2006, the Company has recorded $7,500 for these services from inception.

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

During May 2006, the Company issued 41,895 shares of common stock for cash of $13,152 ($0.35 per share) to eleven investors.

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

WIMAX EU, LTD.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF JUNE 30, 2006

(UNAUDITED)

NOTE F – SUBSEQUENT EVENT

On July 10, 2006, the Company collected subscriptions receivable of $1,290.

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

Liquidity and Capital Resources

At June 30, 2006, we had $2,484 in cash for total assets of $2,484. The Company had $7,495 in accrued expenses for a total of $7,495 in liabilities. The Company will rely upon the issuance of common stock and additional capital contributions from shareholders to fund expenses. We do have sufficient cash on hand to maintain our current operations for the next 12 months. In order to achieve our above stated objectives we will be required to raise an additional $1,000,000. We expect to raise these funds from private sale of stock or through the exercise of existing options. Additionally, we will need to raise approximately $1,000,000 to fund our growth prior to initiating our product-roll out. We will require additional funds to implement our marketing phase and, to expand operations. No significant purchases of equipment are anticipated until the roll out phase which we intend to commence within three months. In order to facilitate this rollout phase we are currently exploring funding options to raise the funds necessary to finance our plans.

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

Our significant accounting policies are summarized in Note 1 of our annual audited financial statements as filed on Form 10-KSB. While all these significant accounting policies impact its financial condition and results of operations, Wimax views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on Wimax's consolidated financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

Recent Authoritative Pronouncements

SFAS 155, “Accounting for Certain Hybrid Financial Instruments” and SFAS 156, “Accounting for Servicing of Financial Assets” were recently issued. SFAS 155 and 156 have no current applicability to the Company and have no effect on the financial statements.

Subsequent Events

On July 10, 2006, the Company collected subscriptions receivable of $1,290.

ITEM 3. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2006. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the second quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During 2006, the Company issued 250,000 shares of common stock for cash of $50,000 ($0.20 per share) to three investors.

During 2006 the Company recorded an in-kind contribution of $500 per month for services contributed by its Chief Executive Officer. As of June 30, 2006, the Company has recorded $7,500 for these services from inception.

During April 2006, the Company issued 5,000,000 shares of common stock in consideration of the appointment of the Company's new Chief Executive Officer, Chief Financial Officer and Chairman of the Board. The shares vested upon issuance and were valued at $1,000,000 or $0.20 per share based on recent cash offering prices.

During May 2006, the Company amended it Articles of Incorporation to increase its authorized shares or common stock to 300,000,000 common shares.

During May 2006, the Company issued 41,895 shares of common stock for cash of $13,152 ($0.35 per share) to eleven investors.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted during the quarter ending June 30, 2006, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

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

WIMAX EU LTD.
Registrant

Date: August 30, 2006	By: /s/ Evert Bopp
Evert Bopp
President, Chief Executive Officer,
Chairman of Board of Directors