Form 10QSB
period 2006-09-30
WIMAX EU, LTD
filed 2007-09-26
CIK 1320306

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

TO FORM 10-QSB
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2006.
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from ______to______.

Commission file number 333-123351

WIMAX EU LTD.
(Exact name of registrant as specified in its charter)

Nevada	98-0403551
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

Old Kilbarron Lodge, Coolbawn Negagh, Co. Tipperary Ireland
(Address of principal executive offices)	(Zip Code)

(353)  86 8645099
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
Yes ☒ No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of September 30, 2006: 23,432,895 shares of common stock.

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

SIGNATURE

ITEM 1. FINANCIAL INFORMATION

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the nine months ended September 30, 2006 are not necessarily indicative of results that may be expected for the year ending December 31, 2007. The financial statements are presented on the accrual basis.

WIMAX EU, LTD.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2006

WIMAX EU, LTD.
(A DEVELOPMENT STAGE ENTERPRISE)

CONTENTS

PAGE	1	CONDENSED BALANCE SHEET AS OF SEPTEMBER 30, 2006 (UNAUDITED)

PAGE	2	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 AND FOR THE PERIOD FROM OCTOBER 14, 1999 (INCEPTION) TO SEPTEMBER 30, 2005 (UNAUDITED)

PAGE	3	CONDENSED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 AND FOR THE PERIOD FROM OCTOBER 14, 1999 (INCEPTION) TO SEPTEMBER 30, 2006 (UNAUDITED)

PAGES	4-9	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

WIMAX EU, LTD.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED BALANCE SHEET
AS OF SEPTEMBER 30, 2006
(UNAUDITED)

ASSETS

CURRENT ASSETS
Cash	$157

TOTAL ASSETS	$157

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Bank overdraft	$106
Accounts payable	8,277
Accrued officer’s salary	21,028
Loans payable – stockholders	24,168

TOTAL CURRENT LIABILITIES	53,579

STOCKHOLDERS’ DEFICIT
Common stock, $.001 par value, 300,000,000 shares authorized, 23,432,895 shares issued and outstanding	23,432
Additional paid in capital	2,745,410
Deferred stock compensation	(9,375)
Accumulated deficit during development stage	(2,812,889)
Total Stockholders’ Deficit	(53,422)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$157

See accompanying notes to condensed financial statements.

WIMAX EU, LTD.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30, 2006	For the Three Months Ended September 30, 2005	For the Nine Months Ended September 30, 2006	For the Nine Months Ended September 30, 2005	For the Period from October 14, 1999 (Inception) to September 30, 2006

REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES
Payroll expense	1,151,649	1,500	1,154,455	9,500	1,163,455
Professional fees	5,662	13,909	24,636	101,080	51,384
Professional services- related party	-	-	-	-	16,750
Consulting expense	157,944	1,546	1,242,420	141,875	1,534,636
General and administrative	6,316	17,701	15,275	18,338	46,504
Total Operating Expenses	1,321,571	34,656	2,436,786	270,793	2,812,729

LOSS FROM OPERATIONS	(1,321,571)	(34,656)	(2,436,786)	(270,793)	(2,812,729)

OTHER EXPENSE
Interest expense	-	-	-	-	(160)
Total Other Expense

LOSS BEFORE PROVISION FOR INCOME TAXES	(1,321,571)	(34,656)	(2,436,786)	(270,793)	(2,812,889)

Provision for Income Taxes	-	-	-	-	-

NET LOSS	$(1,321,571)	$(34,656)	$(2,436,786)	$(270,793)	$(2,812,889)

Net loss per share - basic and diluted	$(0.06)	$-	$(0.12)	$(0.02)	$(0.20)

Weighted average number of shares outstanding during the period – basic and diluted	23,084,130	17,701,000	20,810,611	17,458,206	14,343,819

See accompanying notes to condensed financial statements.

WIMAX EU, LTD.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30, 2006	For the Nine Months Ended September 30, 2005	For the Period from October 14, 1999 (Inception) to September 30, 2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,436,786)	$(270,793)	$(2,812,889)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of license fees	-	8,181	10,000
Common stock issued for services	2,309,370	153,125	2,487,245
In-kind contribution of services	1,500	4,500	26,250
Changes in operating assets and liabilities:
Other receivables	-	2,141	-
Accounts payable	5,950	(4,953)	8,277
Accrued liabilities	21,028	-	21,028
Net Cash Used In Operating Activities	(98,938)	(107,999)	(260,089)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	64,442	140,000	217,972
Bank overdraft	106	-	106
Loan payable – stockholder	24,168	-	24,168
Note payable	-	-	18,000
Net Cash Provided By Financing Activities	88,716	140,000	260,246

NET INCREASE (DECREASE) IN CASH	(10,222)	32,201	157

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	10,379	-	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$157	$32,201	$157

SUPPLEMENTAL DISCLOSURE OF NON- CASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued for services	$2,309,370	$153,125	$2,487,245

See accompanying notes to condensed financial statements.

WIMAX EU, LTD.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2006
(UNAUDITED)

NOTE A. DESCRIPTION OF ORGANIZATION

Organization

Atlantic Capital Ventures, Inc. was formed in Nevada on October 14, 1999.  The Company has not commenced its planned principal operations through September 30, 2006.  In December 2004, the Company filed a Certificate of Amendment to its Articles of Incorporation to change its name to Wimax EU, Ltd. (“hereinafter referred to as “the Company” or “Wimax”).  The intended business purpose of Wimax is for providing wireless broadband internet service to commercial and residential customers primarily within countries that are members of the European Union.

Development Stage Enterprise

The Company is currently devoting substantially all of its efforts to establishing a new business and its planned principle operations have not commenced as of September 30, 2006.  In their efforts to establish a new business, management is commencing with design of its business and marketing plans that include the following: preparation of a financial plan, cash forecast and operating budget; identifying markets to raise additional equity capital and debt financing; embarking on research and development activities; performing employment searches, recruiting and hiring technicians and management and industry specialists; acquiring operational and technological assets; and, developing market and distribution strategies.  General and administrative expenses include professional fees, internet service charges, and other related operating expenses.  Marketing and promotional expenses include costs incurred in connection with raising capital and promoting the Company.

Basis of Presentation and Going Concern

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 7, the Company’s policy regarding the preparation of these financial statements includes the presenting, in addition to its statements of operations and cash flows, the cumulative amounts of revenues and expenses and cash flows since inception through September 30, 2006.As reflected in the accompanying financial statements, the financial statements caution the users of the Company’s financial statements that these statements do not include any adjustments that might result from the outcome of this uncertainty because the Company is a development stage enterprise that has not commenced its planned principal operations.

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
AS OF SEPTEMBER 30, 2006
(UNAUDITED)

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

Interim Financial Statements

The accompanying interim unaudited financial information has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2006 and the related operating results and cash flows for the interim period presented have been made.  The results of operations of such interim period are not necessarily indicative of the results of the full year.

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
AS OF SEPTEMBER 30, 2006
(UNAUDITED)

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

Loss Per Share

The Company computed basic and diluted loss per share amounts for September 30, 2006 and 2005 pursuant to SFAS No. 128, “Earnings Per Share”.  As of September 30, 2006 and 2005, common share equivalents of 14,000,000 and 4,000,000 stock options, respectively were anti-dilutive and not used in the calculation of diluted net loss per share.

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
AS OF SEPTEMBER 30, 2006
(UNAUDITED)

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

During August 2006, a stockholder loaned the Company $7,474 for working capital.  The loan is unsecured, bears interest at a rate of 1% per annum and is due on demand.

During September 2006, the Company issued 10,000,000 stock options to an officer with a fair value of $1,130,621.

During the three months ended September 30, 2006, the Company’s Chief Executive Officer loaned the Company $16,694 for working capital.  The loan is unsecured, bears interest at a rate of 1 % per annum and is due on demand.

NOTE D – STOCKHOLDERS’ DEFICIT

During 2005, pursuant to a two-year consulting agreement with Global Internet Marketing, the Company issued 1,500,000 shares of common stock valued at a recent cash offering price of $0.10 per share.  The Company recorded consulting expense of $56,250 and deferred consulting expense of $9,375 for the nine months ended September 30, 2006.  The Company will amortize the agreement over the life if the contract term. At September 30, 2006, the balance of the deferred compensation is $9,375.

WIMAX EU, LTD.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2006
(UNAUDITED)

During 2006, stockholders converted $18,000 of notes payable into 90,000 shares of common stock at a recent cash offering price of $0.20 per share.

During 2006, the Company issued 250,000 shares of common stock for cash of $50,000 ($0.20 per share) to three investors.

During 2006, the Company recorded an in-kind contribution of $500 per month for services contributed by its Chief Executive Officer.  As of September 30, 2006, the Company has recorded $7,500 for these services from inception.

During April 2006, the Company issued 5,000,000 shares of common stock in consideration of the appointment of the Company’s new Chief Executive Officer, Chief Financial Officer and Chairman of the Board.  The shares vested upon issuance and were valued at $1,000,000 or $0.20 per share based on recent cash offering prices.  During September 2006, the Company issued 10,000,000 stock options to an officer with a fair value of $1,130,621.

During May 2006, the Company amended it Articles of Incorporation to increase its authorized shares of common stock to 300,000,000 common shares.

During May 2006, the Company issued 41,895 shares of common stock for cash of $14,442 ($0.35 per share) to eleven investors.

During September 2006, the Company issued 350,000 shares of common stock for services to a consultant.  The shares were valued at $122,500 or ($0.35 per share) based on recent cash offering prices.

NOTE E – LOANS PAYABLE – RELATED PARTIES

During August 2006, a stockholder loaned the Company $7,474 for working capital.  The loan is unsecured, bears interest at a rate of 1% per annum and is due on demand.

During the three months ended September 30, 2006, the Company’s Chief Executive Officer loaned the Company $16,694 for working capital.  The loan is unsecured, bears interest at a rate of 1% per annum and is due on demand.

NOTE F – COMMITMENTS AND CONTINGENCIES

Royalty Agreement

During 2004, as amended on January 3, 2005, the Company entered into a 30-year royalty agreement with a company to license and use all URL’s owned by the licensor.

WIMAX EU, LTD.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2006
(UNAUDITED)

The agreement calls for the Company to pay 1.5% of the gross revenue.  In addition, the agreement called for the issuance of 1,000,000 shares of stock.  The Company recorded the fair value of $10,000 based on recent cash offering prices ($0.01 per share).  The agreement also required the Company to have an effective registration statement prior to November 30, 2005 or the license would become extinguished.  The Company recognized the value of the license over a term of eleven months.  During the year ended December 31, 2005, the Company’s license agreement was fully amortized.

Employment Agreement

During September 2006, the Company entered into an employment agreement with its Chief Executive Officer.  The agreement is for a term of two years.  The Chief Executive Officer received 10,000,000 stock options vesting immediately at $0.25 per share, annual salary of $94,500, Company vehicle, family medical benefits and reimbursement of all other expenses incurred in performing his duty as Chief Executive Officer. The options were valued at $1,130,621, and are included in payroll expense for the three months and nine months ended September 30, 2006.

Consulting Agreement

During September 2006, the Company entered into a consulting agreement.  The agreement requires the Company to issue 350,000 shares upon signing of the agreement and upon the Company having sales in excess of $5,000,000 or a share value in excess of $1.50 per share within twelve months, an additional 150,000 shares of common stock will be issued.

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

Plan of Operations

During the next twelve months, we expect to take the following steps in connection with the further development of our business and the implementation of our plan of operations:

Recruit key personnel - We recently hired a new CEO and are now conducting a search for additional management positions to help implement our business plan. We expect to have selected  one additional key individual within 4-6 months. The anticipated cost for the recruitment of the personnel is approximately $2,500.

Create alliances - We are currently seeking to create initial alliances with strategic businesses in  two or three European countries as part of our overall plan to create alliances throughout European countries. With the establishment of our executive offices in Europe, we anticipate beginning the process of recruiting companies and people to join our team in the various countries in Europe for  further implementation of our business plan.

We intend to have the first two or three alliances established within 3 months and anticipate the cost to create the alliances to be around $5,000.

Develop relationships with hardware suppliers - As we are developing relationships and establishing the marketing and support side of our business, we are simultaneously working with manufacturers who will be providing us with the hardware required to implement our business plan. We are developing relationships with more than one supplier and will  monitor the industry to continually upgrade the hardware we offer in order to remain competitive. Establishing relationships with suppliers will be an ongoing process throughout the entire 12 months and we anticipate the cost to be around $2,000.

Liquidity and Capital Resources

At September 30, 2006, we had $157 in cash for total assets of $157. The Company had a bank overdraft in the amount of $106, $8,277 in accounts payable, $21,028 in accrued officer salary and $24,168 in loans payable to  stockholders for a total of $53,579 in liabilities. The Company will rely upon the issuance of common stock and additional capital contributions from shareholders to fund expenses. We intend to raise sufficient cash on hand to maintain our current operations for the next 12 months. In order to achieve our above stated objectives we will be required to raise an additional $1,000,000. We expect to raise these funds from private sale of stock or through the exercise of existing options. Additionally, we will need to raise approximately $1,000,000 to fund our growth prior to initiating our product-roll out. We will require additional funds to implement our marketing phase and, to expand operations. No significant purchases of equipment are anticipated until the roll out phase which we intend to commence within three months. In order to facilitate this rollout phase we are currently exploring funding options to raise the funds necessary to finance our plans.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 1 of our annual audited financial statements as filed on Form 10K-SB. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.                 Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 25, 2007. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the third quarter of fiscal 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 3. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 25, 2007. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the third quarter of fiscal 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During 2006, the Company recorded an in-kind contribution of $500 per month for services contributed by its Chief Executive Officer.  As of September 30, 2006, the Company has recorded $7,500 for these services from inception.

During April 2006, the Company issued 5,000,000 shares of common stock in consideration of the appointment of the Company’s new Chief Executive Officer, Chief Financial Officer and Chairman of the Board.  The shares vested upon issuance and were valued at $1,000,000 or $0.20 per share based on recent cash offering prices.  During September 2006, the Company issued 10,000,000 stock options to an officer with a fair value of $1,130,621.

During May 2006, the Company amended it Articles of Incorporation to increase its authorized shares or common stock to 300,000,000 common shares.

During May 2006, the Company issued 41,895 shares of common stock for cash of $14,442 ($0.35 per share) to eleven investors.

During September 2006, the Company issued 350,000 shares of common stock for services to a consultant valued at $122,500 or ($0.35 per share).  The shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted during the quarter ending September 30, 2006, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

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

WIMAX EU LTD.
Registrant

Date: September 25, 2007	By: /s/ Evert Bopp
Evert Bopp
President, Chief Executive Officer,
Chairman of Board of Directors